Form 10-K
period 2006-12-31
PHHMC Series 2006-1 Trust
filed 2007-03-30
CIK 1355234

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006
                          -----------------------------------------------

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    --------------------

Commission file number  333-110192-12
                     -------------------

                        PHHMC Series 2006-1 Trust
-------------------------------------------------------------------------
          (Exact name of issuing entity as specified in its charter)


                        PHH Mortgage Capital LLC
-------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                        PHH Mortgage Corporation
-------------------------------------------------------------------------
          (Exact name of sponsor as specified in its charter)



       Delaware                                     52-2338856
------------------------------          ---------------------------------
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                   Identification No.)

   3000 Leadenhall Road, Mt. Laurel, NJ                          08054
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code  (856) - 917 - 6000
                                                  -----------------------

Securities registered pursuant to Section 12(b) of the Act:   NONE.

     Title of each class                     Name of each exchange of
                                                which registered


----------------------------------      ---------------------------------

----------------------------------      ---------------------------------


        Securities registered pursuant to section 12(g) of the Act:  None.


-------------------------------------------------------------------------
                              (Title of class)


-------------------------------------------------------------------------
                              (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                      Yes                       No   X
                          -------                  -------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                      Yes                       No   X
                          -------                  -------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                   No
                          -------                  -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   Not Applicable


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer X
                       ----                   ----                       ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                      Yes                       No   X
                          -------                  -------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

   Not Applicable


                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None

                                    PART I


Item 1. Business.

Omitted.


Item 1A. Risk Factors.

Omitted.


Item 1B. Unresolved Staff Comments.

None.


Item 2. Properties.

Omitted.


Item 3. Legal Proceedings.

Omitted.


Item 4. Submission of Matters to a Vote of Security Holders.

Omitted.


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.


Item 6. Selected Financial Data.

Omitted.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Omitted.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.


Item 8. Financial Statements and Supplementary Data.

Omitted.


Item 9. Changes in and Disagreements With Accountants on Accounting and

Omitted.


Item 9A. Controls and Procedures.

Omitted.


Item 9A(T). Controls and Procedures.

Omitted.


Item 9B. Other Information.

None.


                                     PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.


Item 11. Executive Compensation.

Omitted.


Item 12. Security Ownership of Certain Beneficial Owners and Management and

Omitted.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.


Item 14. Principal Accounting Fees and Services.

Omitted.


              ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB



Item 1112(b) of Regulation AB. Significant Obligor Financial Information

  No single obligor represents more than 10% of the pool assets held by the issuing entity.


Item 1114(b)(2) of Regulation AB. Credit Enhancement and
Other Support, Except for Certain Derivative Instruments (Information Regarding Significant Enhancement Providers - Financial Information).

  No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments, or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.


Item 1115(b) of Regulation AB.  Certain Derivative Instruments.

  No entity or group of affiliated entities provides any derivative Instruments for the certificates within this transaction as described under Item 1115 of Regulation AB.


Item 1117 of Regulation AB.  Legal Proceedings.

  No applicable updates.


Item 1119 of Regulation AB. Affiliation and Certain Relationships and Related Transactions.

  No applicable updates.


Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

  See Item 15.

As described in Exhibits 33(a) and 34(a), the Assessment of Compliance and Attestation Report for PHH Mortgage Corporation as Master Servicer indicate material instances of noncompliance with Items 1122(d)(1)(i), 1122(d)(1)
(iv), 1122(d)(3)(i)(A) and 1122(d)(3)(i)(D) of Regulation AB. As described in Exhibits 33(c) and 34(c), the Assessment of Compliance and Attestation Report for Treasury Bank, a division of Countrywide Bank, N.A. as Custodian indicate a material instance of noncompliance with Item 1122(d)(4)(i) of Regulation AB.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

  See Item 15.


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits

      (4) Pooling and Servicing Agreement dated as of March 1, 2006 among PHH Mortgage Capital LLC, as depositor, PHH Mortgage Corporation, as master servicer and Citibank, N.A., as trustee (incorporated herein by reference from Exhibit 4 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 14,
            2006).

      (10)  Incorporated by reference as Exhibit 4.

      (31)  Rule 13a-14(d)/15d-14(d) Certifications.

      (33) Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
            (a)  PHH Mortgage Corporation, as Master Servicer
            (b)  Citibank, N.A., as Trustee
            (c)  Treasury Bank, a division of Countrywide Bank, N.A., as
                 Custodian

      (34) Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities.
            (a)  PHH Mortgage Corporation, as Master Servicer
            (b)  Citibank, N.A., as Trustee
            (c)  Treasury Bank, a division of Countrywide Bank, N.A., as
                 Custodian

      (35)  Servicer Compliance Statement.
            (a)  PHH Mortgage Corporation, as Master Servicer

      (99) Aggregate Statement of Principal and Interest Distributions to Certificate Holders for the year ended December 31, 2006

  (b) Not applicable

  (c) Omitted.



                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)     PHH Mortgage Capital LLC
            -----------------------------------------------------------------

Signed:  PHH Mortgage Corporation, Master Servicer

By /s/ Terence W. Edwards
      -----------------------------------------------------
       Terence W. Edwards
       President and Chief Executive Officer


Date   March 30, 2007
      -----------------------------------------------------